Form 10-Q
period 1999-09-30
BEC FUNDING LLC
filed 1999-11-15
CIK 1080309

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-Q

(Mark One)

[ x ] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the quarterly period ended September 30, 1999

                                      or

[   ]  Transition report pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934

       For the transition period from  ___________  to ____________

                       Commission file number 333-74671

                Massachusetts RRB Special Purpose Trust BEC-1
                           (Issuer of Securities)

                               BEC FUNDING LLC
                           (Depositor of the Trust)
            (Exact name of registrant as specified in its charter)


Delaware                                                04-3454484
--------                                                ----------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                          Identification No.)


800 Boylston Street, 30th Floor, Boston, Massachusetts   02199-8003
------------------------------------------              ----------
(Address of principal executive offices)                (Zip Code)


Registrant's telephone number, including area code:     617-369-6000
                                                        ------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


Yes     x    No
      -----       -----


The Registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q as a wholly owned subsidiary and is therefore filing this Form 10-Q with the reduced disclosure format.

Part I - Financial Information
Item 1.  Financial Statements
-----------------------------

                               BEC Funding LLC
                          (A Special Purpose Entity)
                           Statement of Operations
                                 (Unaudited)

                                                        For the period from
                                                           January 29, 1999
                              Three Months Ended     (date of inception) to
                              September 30, 1999         September 30, 1999
                              ------------------     ----------------------
Interest income                          $37,485                    $37,485
                                         -------                    -------

Debt issuance expenses, net                  278                        278
Interest expense, net                          4                         23
Bank fees                                     51                        173
                                         -------                    -------

  Net income                             $37,152                    $37,011
                                         =======                    =======










The accompanying notes are an integral part of the unaudited financial statements.

                               BEC Funding LLC
                          (A Special Purpose Entity)
                                Balance Sheet
                                 (Unaudited)
                                                         September 30, 1999
Assets
------
Current assets:
  Cash                                                         $        549
  Restricted cash                                                 3,625,000
  Interest receivable                                                23,361
  Transition property receivable due in one year, net            68,560,770
    Total current assets                                         72,209,680

Other assets:
  Long-term transition property receivable                      641,568,707
  Interest receivable                                             8,438,607
  Unamortized debt issuance costs            $  5,162,729
   Less:  accumulated amortization               (172,894)        4,989,835
                                             ------------      ------------

    Total assets                                               $727,206,829
                                                               ============


Liabilities and Member's Equity
-------------------------------
Current liabilities:
  Due to affiliates                                            $      1,023
  Current portion of long-term debt, net                         68,560,770
  Interest payable                                                8,438,607
                                                               ------------
    Total current liabilities                                    77,000,400

Long-term debt, less portion due in one year                    646,558,542

Commitments and contingencies

Member's equity                                                   3,647,887
                                                               ------------

    Total liabilities and member's equity                      $727,206,829
                                                               ============










The accompanying notes are an integral part of the unaudited financial statements.

                               BEC Funding LLC
                          (A Special Purpose Entity)
                    Statement of Changes in Member's Equity
                                 (Unaudited)

                                                        For the period from
                                                           January 29, 1999
                                                     (date of inception) to
                                                         September 30, 1999
                                                     ----------------------
Member's equity at January 29, 1999                              $        0

Initial member's contributions                                    3,625,000
                                                                 ----------

    Subtotal                                                      3,625,000
                                                                 ----------

Net income for the period from January 29, 1999
 (date of inception) to September 30, 1999                           37,011

Dividends declared                                                  (14,124)
                                                                  ----------

Retained earnings at September 30, 1999                              22,887
                                                                 ----------

Member's equity at September 30, 1999                            $3,647,887
                                                                 ==========










The accompanying notes are an integral part of the unaudited financial statements.

                               BEC Funding LLC
                          (A Special Purpose Entity)
                           Statement of Cash Flows
                                 (Unaudited)

                                                        For the period from
                                                           January 29, 1999
                                                     (date of inception) to
                                                         September 30, 1999
                                                     ----------------------
Cash flows from operating activities:
   Net income                                                 $      37,011

Add back:  non cash items
  Amortization of debt issuance costs                               172,894

Changes in current assets and liabilities
  Accrued interest receivable                                       (23,361)
  Interest and debt issuance costs receivable from
   Boston Edison Company                                         (8,611,501)
  Due to affiliate                                                    1,023
  Interest payable                                                8,438,607
  Debt issuance costs                                            (5,162,729)
                                                              -------------
    Net cash used by operating activities                        (5,148,056)
                                                              -------------
Cash flows from financing activities:
  Net transition property receivable from
   Boston Edison Company                                       (719,837,271)
  Issuance of notes to trust                                    725,000,000
  Dividends paid                                                    (14,124)
                                                              -------------
    Net cash provided by financing activities                     5,148,605
                                                              -------------

Net increase in cash                                                    549

Cash at beginning of period                                               0
                                                              -------------

Cash at end of period                                         $         549
                                                              =============










The accompanying notes are an integral part of the unaudited financial statements.

Notes to Unaudited Financial Statements
---------------------------------------

A)  Overview
    --------

Nature of Business

BEC Funding LLC is a special purpose, single member limited liability company whose sole member is Boston Edison Company ("BECo"), a provider of electric distribution services. BECo is a wholly owned subsidiary of BEC Energy, which is a wholly owned subsidiary of NSTAR. NSTAR is a holding company that was created through a merger between BEC Energy, headquartered in Boston, Massachusetts, and Commonwealth Energy System, headquartered in Cambridge, Massachusetts, effective August 25, 1999.

BEC Funding LLC was organized on January 29, 1999 under the laws of the State of Delaware for the sole purpose of acquiring and holding transition property which BEC Funding LLC acquired from BECo. The purchase price of the transition property has been paid from proceeds of indebtedness secured by the transition property and other collateral (the "Acquisition Indebtedness"). Transition property is the right to recover transition costs pursuant to a non-bypassable reimbursable transition cost ("RTC") charge as authorized by a financing order of the Commonwealth of Massachusetts Department of Telecommunications and Energy (the "DTE") pursuant to certain provisions of the "Electric Industry Restructuring Act" enacted in the Commonwealth of Massachusetts in 1997. The assets of BEC Funding LLC consist primarily of transition property acquired from BECo and other collateral for the Acquisition Indebtedness. For accounting purposes, the transition property purchased from BECo is reflected on the balance sheet as transition property receivable. The liabilities of BEC Funding LLC consist primarily of notes issued and sold to the Massachusetts RRB Special Purpose Trust BEC-1 in exchange for the net proceeds from the issuance of certificates by the Trust to the investing public.

Both its own organizational documents and debt covenants relating to Acquisition Indebtedness restrict BEC Funding LLC's business activities to financing, purchasing, owning and managing transition property. The organizational documents and documentation related to the Acquisition Indebtedness also require BEC Funding LLC to be operated in a manner intended to reduce the likelihood that it would be consolidated into BECo's bankruptcy estate if BECo ever became a debtor in a bankruptcy case.

BEC Funding LLC is legally separate from BECo. The assets and revenues of BEC Funding LLC, including, without limitation, the transition property, are not available to creditors of BECo nor NSTAR, and the transition property and other debt collateral will not be an asset of BECo nor NSTAR.

Certain other restrictions apply with respect to BEC Funding LLC's ability to consolidate with or merge into another entity, and/or transfer or convey property to another entity.

Basis of Presentation

The financial statements present BEC Funding LLC's results of operations and its financial condition as it operates as a subsidiary of BECo. The financial statements presented may not be indicative of the results that would have been achieved had BEC Funding LLC operated as an unaffiliated entity.

B)  Summary of Significant Accounting Policies
    ------------------------------------------

Income taxes

BEC Funding LLC is organized as a single member limited liability company. For income tax or losses will be passed through to BECo. Therefore, there is no provision for income taxes.

Deferred costs

Debt issuance costs associated with the debt issuance were deferred on the accompanying financial statements and are being amortized ratably over the life of the underlying securities. These deferred issuance costs include similar costs associated with the issuance of debt certificates by the Massachusetts RRB Special Purpose Trust BEC-1, pursuant to an agreement between BEC Funding LLC and the Massachusetts RRB Special Purpose Trust BEC-1.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

C)  Related Parties
    ---------------

BECo provides management, consulting and financial services to BEC Funding LLC for a fee. Services are provided to BEC Funding LLC from BECo in accordance with guidelines issued by the DTE relative to transactions between regulated entities and unregulated affiliated entities. BECo also acts as servicer of transition property pursuant to a contract with BEC Funding LLC. As of September 30, 1999, transition property receivable and interest receivable, due from BECo, amounted to $720,129,477 and $8,438,607, respectively.

D)  Long-Term Debt
    --------------

On July 29, 1999, BEC Funding LLC issued notes in the principal amount of $725,000,000, to the Massachusetts RRB Special Purpose Trust BEC-1 ("the Trust") in exchange for the net proceeds from the sale of $725,000,000 of certificates issued by the Trust on July 29, 1999. Each class of notes issued by BEC Funding LLC secures the payment of a related class of certificates issued by the Trust and has the same principal balance, interest rate, amortization schedule and legal maturity date as the related class of certificates issued by the Trust. The notes issued by BEC Funding LLC consist of five classes, in the initial principal amounts and bearing the interest rates and having the scheduled maturity and final maturity dates as set forth in the table below:

                                              Scheduled          Final
               Principal       Interest        Maturity       Maturity
Class             Amount           Rate            Date           Date
-----       ------------       --------       ---------       --------
  A-1       $108,500,000          5.99%         3/15/01        3/15/03
  A-2        170,609,837          6.45%         9/15/03        9/15/05
  A-3        103,390,163          6.62%         3/15/05        3/15/07
  A-4        170,875,702          6.91%         9/15/07        9/15/09
  A-5        171,624,298          7.03%         3/15/10        3/15/12
            ------------
            $725,000,000
            ============

The scheduled maturity date for a class of notes is the date by which BEC Funding LLC expects to distribute in full all interest on and principal of that class of notes. The final maturity date for a class of notes is the legal maturity date of that class.

Long-term debt redemptions due during the years ended September 30 in each of the next five years are scheduled as follows:

                          2000            $68,560,770 (net)
                          2001             62,428,264
                          2002             70,225,942
                          2003             68,014,173
                          2004             68,740,411

Interest

Interest on each class of notes accrues from its issuance date at the interest rate set forth in the table above. Beginning March 15, 2000, BEC Funding LLC is required to pay interest semiannually on March 15 and September 15 (or, if the payment date is not a business day, the following business day) of each year, to the Trust. BEC Funding LLC will pay interest on the notes prior to paying principal of the notes.

On each interest payment date, BEC Funding LLC will pay interest as follows:

   - if there has been a payment default, any unpaid interest payable on any prior payment dates, together with interest on any of the unpaid interest; and

   - accrued interest on the principal balance of each class of notes as of the close of business on the preceding payment date, or the date of the original issuance of the class of notes if applicable, after giving effect to all payments made on the preceding payment date, or the date of the original issuance of the class of notes if applicable.

If there is a shortfall in the amounts necessary to make these payments, the note trustee will distribute interest pro rata to each class of notes based on the outstanding principal amount of that class and the applicable interest rate. BEC Funding LLC will calculate interest on the basis of a 360-day year of twelve 30-day months.

Principal

BEC Funding LLC will pay any principal on each payment date as follows:

1. to the holders of the notes, until the principal balance of that class has been reduced to zero;

2. BEC Funding LLC will not, however, pay principal on a payment date on any class of notes if making the payment would reduce the principal balance of a class to an amount lower than that specified in the expected amortization schedule for that class on that payment date. If an event of default under the note indenture has occurred and is continuing, the note trustee may declare the unpaid principal amount of all outstanding notes and accrued interest to be due and payable.

   There can be no assurance that the principal balances of the classes of notes receivable and the related classes of certificates outstanding will be reduced at the rates indicated in the table above. The actual rates of reduction in class principal balances may be slower (and cannot be faster) than those indicated in the table.

   The note trustee has established several collection accounts to hold amounts remitted by the servicer of the property securing the notes. The notes are secured by transition property of BEC Funding LLC, which is the right to assess and collect all revenues arising from a portion, which may become all, of the transition charge included in the bills of all classes of retail customers of BECo' s electric distribution system within its geographical service territory as in effect on July 1, 1997. This portion of the transition charge, which is a usage-based, per kilowatt-hour charge, is referred to as the RTC. The September 1999 RTC charge was 1.1017 cents per kilowatt-hour.

   To secure the payment of interest on and principal of the notes, BEC Funding LLC has granted to the note trustee a security interest in all of BEC Funding LLC's right, title and interest in the transition property and certain related agreements. The notes also contain certain provisions and or restrictions with respect to redemption and default.

3. On July 27, 1999, BECo provided $3,625,000 as a member contribution to BEC Funding LLC. This amount is equal to 1/2 of 1% of the initial principal amount of the notes and is the capital level required to be maintained under the note indenture.

               MASSACHUSETTS RRB SPECIAL PURPOSE TRUST BEC-1
                        (A Special Purpose Entity)

           STATEMENT OF NET ASSETS AVAILABLE FOR TRUST ACTIVITIES
                               (Unaudited)

                            September 30, 1999



                                  ASSETS
Current assets:
Due from BEC Funding LLC:
  Interest receivable                                          $  8,438,607
  Notes receivable - current portion due in one year             78,441,458
                                                               ------------

  Total current assets                                           86,880,065

Due from BEC Funding LLC:
  Long-term notes receivable                                    646,321,230
                                                               ------------

Total assets                                                   $733,201,295
                                                               ============



                                LIABILITIES

Current liabilities:
  Current portion of certificates outstanding                  $ 78,441,458
  Interest payable on certificates outstanding                    8,438,607
                                                               ------------
  Total current liabilities                                      86,880,065

Long-term certificates outstanding, net                         646,321,230
                                                               ------------


Total liabilities                                              $733,201,295
                                                               ============


Net assets available for trust activities                      $          0
                                                               ============










The accompanying notes are an integral part of the unaudited financial statements.

               MASSACHUSETTS RRB SPECIAL PURPOSE TRUST BEC-1
                        (A Special Purpose Entity)

     STATEMENT OF CHANGES IN NET ASSETS AVAILABLE FOR TRUST ACTIVITIES
                               (Unaudited)

  for the period from July 28, 1999 (date of inception) to September 30, 1999


Additions:
  Proceeds from issuance of bonds                             $ 724,762,688
  Interest income                                                 8,438,607
                                                              -------------
    Subtotal                                                    733,201,295
                                                              -------------

Deductions:
  Payment of bond proceeds to BEC Funding LLC                  (724,762,688)
  Interest expense                                               (8,438,607)
                                                              -------------
    Subtotal                                                   (733,201,295)
                                                              -------------

Net assets available for trust activities
 at September 30, 1999                                        $           0
                                                              =============










The accompanying notes are an integral part of the unaudited financial statements.

               MASSACHUSETTS RRB SPECIAL PURPOSE TRUST BEC-1
                        (A Special Purpose Entity)

                  NOTES TO UNAUDITED FINANCIAL STATEMENTS



A)  Overview
    --------

Nature of Business

Massachusetts RRB Special Purpose Trust BEC-1 ("the Trust") was established on July 28, 1999 as a Delaware business trust. The Massachusetts Development Finance Agency and the Massachusetts Health and Educational Facilities Authority formed the Trust to issue bonds pursuant to certain provisions of Chapter 164 of the Acts of the Massachusetts General Court of 1997 (the "Electric Industry Restructuring Act"). The Trust issued $725,000,000 of Rate Reduction Certificates ("certificates") on July 29, 1999 for the purpose of acquiring related notes from BEC Funding LLC (the "Note Issuer"). The Massachusetts Development Finance Agency, the Massachusetts Health and Educational Facilities Authority and The Bank of New York (Delaware), a Delaware banking corporation, acting as the Delaware Trustee, entered into a Declaration of Trust to form the Trust. The Trust is not an agency nor instrumentality of The Commonwealth of Massachusetts. The Trust has minimal assets other than the notes. The Declaration of Trust does not permit the Trust to engage in any activities other than holding the notes, issuing the certificates, and engaging in other related activities.

Each class of certificates represents a fractional undivided beneficial interest in a related class of notes issued by BEC Funding LLC, including all amounts due and to become due under the related class of notes, and represents the right to receive the payments on the related class of notes.

The Note Issuer, the Massachusetts Development Finance Agency, the Massachusetts Health and Educational Facilities Authority, the Trust, the Delaware Trustee and the certificate trustee have entered into a fee and indemnity agreement under which the Note Issuer pays the Delaware trustee's and the certificate trustee's reasonable compensation and reasonable fees and expenses. The fee and indemnity agreement further provides that the Note Issuer will indemnify the Trust, the Delaware trustee, the certificate trustee, the Massachusetts Development Finance Agency, the Massachusetts Health and Educational Facilities Authority and the Executive Office for Administration and Finance of The Commonwealth of Massachusetts for, and hold them harmless against, among other things, any loss, liability or expense incurred by them arising from the failure of any party to perform its obligations under various transaction documents. Neither the certificates, the notes or the property securing the notes is an obligation of The Commonwealth of Massachusetts or any governmental agency, authority or instrumentality of The Commonwealth of Massachusetts or of Boston Edison Company or any of its affiliates, except for BEC Funding LLC, which is an affiliate of Boston Edison Company.

The fiscal year of the Trust is the calendar year.

Basis of Presentation

Substantially all expenses of the Trust are paid by the Note Issuer.

B)  Summary of Significant Accounting Policies:
    ------------------------------------------

Revenue Recognition

The Trust recognizes interest revenues on the notes, which are the only assets of the Trust, on the accrual basis.

Income Taxes

The Trust is considered to be a grantor trust for income tax purposes and accordingly there is no provision for income taxes.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Concentration of Credit Risk

The Trust has exposure to credit risk for its notes receivable from the Note Issuer. BEC Funding LLC is a wholly owned subsidiary of Boston Edison Company, which is a wholly owned subsidiary of BEC Energy, which is a wholly owned subsidiary of NSTAR. Neither the notes nor the property securing the notes is an obligation of The Commonwealth of Massachusetts, or any governmental agency, authority or instrumentality of The Commonwealth of Massachusetts or of Boston Edison Company or any of its affiliates, except for BEC Funding LLC.

C)  Certificates
    ------------

The Trust issued $725,000,000 of Rate Reduction Certificates on July 29, 1999 (excluding debt discount in the amount of $244,858) pursuant to the certificate indenture among the Trust, the Delaware trustee, and the certificate trustee. The certificates were issued in minimum denominations of $1,000 and in integral multiples of that amount. The certificates consist of five classes as summarized in the table below:

                                               Scheduled
               Initial      Certificate            Final           Final
             Principal         Interest     Distribution     Termination
Class           Amount             Rate             Date            Date
-----     ------------      -----------     ------------     -----------
  A-1     $108,500,000            5.99%          3/15/01         3/15/03
  A-2      170,609,837            6.45%          9/15/03         9/15/05
  A-3      103,390,163            6.62%          3/15/05         3/15/07
  A-4      170,875,702            6.91%          9/15/07         9/15/09
  A-5      171,624,298            7.03%          3/15/10         3/15/12

The scheduled final distribution date for a class of certificates is the date by which the Trust expects to distribute in full all interest on and principal of that class of certificates. The final termination date for a class of certificates is the legal maturity date of that class. The failure to distribute principal of any class of certificates in full by the final termination date for that class is an event of default, and the certificate trustee may, and with the written direction of the holders of at least a majority in principal amount of all outstanding certificates shall, declare the unpaid principal amount of all outstanding notes and accrued interest to be due and payable.

Interest on each class of certificates will accrue from its issuance date at the interest rate set forth in the table above. Beginning March 15, 2000, the trust is required to distribute interest semiannually on March 15 and September 15 (or, if any distribution date is not a business day, the following business day) of each year. On each distribution date, the certificate trustee will distribute interest to the extent paid on the related class of notes to the holders of each class of certificates as of the close of business on the record date. The record date for any distribution of interest on and principal of the certificates will be the business day immediately before the distribution date. Each distribution date will also be a payment date for interest on and principal of the notes.

On each distribution date, the certificate trustee will distribute principal as paid on the related class of notes to the holders of each class of certificates as of the close of business on the record date.

Long-term certificate redemptions due in the next five years are scheduled to be $78,441,458, $62,428,264, $70,225,942, $68,014,173, and $68,740,411, for
the years ending September 30, 2000, 2001, 2002, 2003, and 2004, respectively.

D)  Notes Receivable
    ----------------

BEC Funding LLC, the Note Issuer, has issued to the Trust notes in the principal amount of $725,000,000, in exchange for the net proceeds from the sale of the certificates by the Trust. Each class of notes secures the payment of the related class of certificates and has the same principal balance, interest rate, amortization schedule and legal maturity date as its related class of certificates.

The notes consist of five classes, in the initial principal amounts and bearing the interest rates and having the scheduled maturity and final maturity dates set forth in the table below:

               Initial             Note        Scheduled           Final
             Principal         Interest         Maturity        Maturity
Class           Amount             Rate             Date            Date
-----     ------------         --------        ---------        --------
  A-1     $108,500,000            5.99%          3/15/01         3/15/03
  A-2      170,609,837            6.45%          9/15/03         9/15/05
  A-3      103,390,163            6.62%          3/15/05         3/15/07
  A-4      170,875,702            6.91%          9/15/07         9/15/09
  A-5      171,624,298            7.03%          3/15/10         3/15/12

The scheduled maturity date for a class of notes is the date by which the note issuer expects to distribute in full all interest on and principal of that class of notes. The final maturity date for a class of notes is the legal maturity date of that class.

Interest

Interest on each class of notes accrues from its issuance date at the interest rate set forth in the table above. Beginning March 15, 2000, the Note Issuer is required to pay interest semiannually on March 15 and September 15 (or, if any payment date is not a business day, the following business day) of each year, to the Trust. The Note Issuer will pay interest due on the notes prior to paying principal of the notes.

On each payment date, the Note Issuer will pay interest as follows:

  - if there has been a payment default, any unpaid interest payable on any prior payment dates, together with interest at the applicable note interest rate on any of this unpaid interest; and

  - accrued interest on the principal balance of each class of notes as of the close of business on the preceding payment date, or the date of the original issuance of the class of notes if applicable, after giving effect to all payments made on the preceding payment date, or the date of the original issuance of the class of notes if applicable.

If there is a shortfall in the amounts necessary to make these interest payments, the note trustee will distribute interest pro rata to each class of notes based on the outstanding principal amount of that class and the applicable interest rate. The Note Issuer will calculate interest on the basis of a 360-day year of twelve 30-day months.

Principal

The Note Issuer will pay principal on each payment date to the holders of the notes in accordance with the expected amortization schedule as set forth in the prospectus.

The Note Issuer will not, however, pay principal on a payment date on any class of notes if making the payment would reduce the principal balance of a class to an amount lower than that specified in the expected amortization schedule for that class on that payment date. If an event of default under the note indenture has occurred and is continuing, the note trustee may declare the unpaid principal amount of all outstanding notes and accrued interest to be due and payable.

The expected amortization schedule for the principal of each class of notes gives effect to the payments expected to be made on each payment date and is based upon the issuance date of the notes on July 29, 1999 and also the following assumptions:

  - payments on the certificates are made on each distribution date, commencing March 15, 2000;

  - the servicing fee equals 0.05 percent annually of the initial principal amount of the notes, or $362,500;

  - there are no net earnings on amounts on deposit in the collection account;

  - the administration fee (which is $75,000 per year, payable semiannually) and other ongoing operating expenses are estimated to be approximately $220,000 per annum, and these amounts are payable in arrears, and;

  - payments arising from the property securing the notes are deposited in the collection account as expected.

There can be no assurance that the principal balances of the classes of notes receivable and the related classes of certificates outstanding will be reduced at the rates expected. The actual rates of reduction in class principal balances may be slower (but cannot be faster) than those indicated in the expected amortization schedule.

Unamortized Debt Discount

Unamortized debt discount in the amount of $237,312 as of September 30, 1999, is included (net) in both Notes receivable and Certificates outstanding on the accompanying Statement of Net Assets Available for Trust Activities.

The note trustee has established a collection account to hold amounts remitted by the servicer of the property securing the notes. The notes are secured primarily by transition property of the note issuer, which is the right to assess and collect all revenues arising from a portion of the transition charge included in the bills of all classes of retail users of Boston Edison Company's electric distribution system within its geographic service territory as in effect on July 1, 1997. This portion of the transition charge, which is a usage-based charge, is referred to as the reimbursable transition costs ("RTC") charge. The September 1999 RTC charge was approximately $0.011017 cents per kilowatt-hour.

The Note Issuer

BEC Funding LLC is a special purpose, single member limited liability company whose sole member is Boston Edison Company. BEC Funding LLC is a wholly owned subsidiary of Boston Edison Company, which is a wholly owned subsidiary of BEC Energy, which is a wholly owned subsidiary of NSTAR.

BEC Funding LLC was organized on January 29, 1999 under the laws of the State of Delaware for the sole purpose of acquiring and holding transition property which BEC Funding LLC acquired on July 29, 1999 from Boston Edison Company. The purchase price of such transition property was paid from net proceeds of the notes issued to the Trust. The assets of BEC Funding LLC consist primarily of transition property acquired from Boston Edison Company.

Both BEC Funding LLC's organizational documents and covenants in the note indenture restrict its business activities to financing, purchasing, owning and managing transition property. The organizational documents and note indenture covenants also require that BEC Funding LLC be operated in a manner intended to reduce the likelihood that it would be consolidated in Boston Edison Company's bankruptcy estate if Boston Edison Company became a debtor in a bankruptcy case.

BEC Funding LLC is legally separate from Boston Edison Company. The assets and revenues of BEC Funding LLC, including, without limitation, the transition property, are not available to creditors of Boston Edison Company, BEC Energy or NSTAR.

Item 2.  Management's Discussion and Analysis
---------------------------------------------

Results of Operations for the Period January 29, 1999 (date of inception) to
----------------------------------------------------------------------------
September 30, 1999
------------------

The following analysis of BEC Funding LLC's financial condition and results of operations is in an abbreviated format pursuant to Instruction H of Form 10-Q. Such analysis should be read in conjunction with the Financial Statements included herein.

BEC Funding LLC is a special purpose, single member limited liability company whose sole member is Boston Edison Company ("BECo"), a provider of electric distribution services. BEC Funding LLC is a wholly owned subsidiary of BECo, which is a wholly owned subsidiary of BEC Energy, which is a wholly owned subsidiary of NSTAR. NSTAR is a holding company that was created through a merger between BEC Energy, headquartered in Boston, Massachusetts, and Commonwealth Energy System, headquartered in Cambridge, Massachusetts, effective August 25, 1999. BEC Funding LLC had no significant activities in the period January 29, 1999 to June 30, 1999.

BEC Funding LLC was organized on January 29, 1999 under the laws of the State of Delaware for the sole purpose of acquiring and holding transition property and issuing notes secured by the transition property. The transition property is a property right created under Massachusetts law that includes the right to access and collect a non-bypassable charge, called an RTC charge, from customers of BECo. The acquisition of such transition property was accomplished by BEC Funding LLC issuing $725,000,000 of notes to Massachusetts RRB Special Purpose Trust BEC-1 on July 29, 1999. The notes were issued under an indenture between BEC Funding LLC and The Bank of New York, as note trustee (the "Note Trustee").

The financial statements present BEC Funding LLC's results of operations and its financial condition as it operated as a subsidiary of BECo. The financial statements presented may not be indicative of the results that would have been achieved had BEC Funding LLC operated as an unaffiliated entity.

The Massachusetts RRB Special Purpose Trust BEC-1 was formed on July 27, 1999, and issued certificates in the amount of $725,000,000 on July 29, 1999. Upon receipt of the net proceeds from the issuance of such certificates from Massachusetts RRB Special Purpose Trust BEC-1, BEC Funding LLC remitted net proceeds of approximately $719,837,000 to BECo in exchange for the transition property. As of September 30, 1999, BECo has remitted to BEC Funding LLC approximately $9,880,688 of RTC charges collected. Such funds are held by the Note Trustee and are restricted in their ultimate use for the debt service of BEC Funding LLC.

BEC Funding LLC is limited by its organizational documents from engaging in any activities other than owning the transition property, issuing the notes secured by the transition property and other limited collateral, and activities related thereto. Accordingly, income statement effects were limited primarily to income generated from the transition property, interest expense on the notes and incidental interest income. Massachusetts RRB Special Purpose Trust BEC-1 is limited by its organizational documents from engaging in any activities other than owning the notes, issuing the rate reduction certificates secured by the notes, and activities related thereto. Accordingly, income statement effects were limited primarily to income generated from the notes and interest expense on the certificates.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Omitted with respect to the registrant pursuant to Instruction H of Form 10-Q.

Part II - Other Information

Item 1.  Legal Proceedings
--------------------------

None.

Item 2.  Changes in Securities and Use of Proceeds
--------------------------------------------------

Omitted with respect to the registrant pursuant to Instruction H of Form 10-Q.

Item 3.  Defaults Upon Senior Securities
----------------------------------------

Omitted with respect to the registrant pursuant to Instruction H of Form 10-Q.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

Omitted with respect to the registrant pursuant to Instruction H of Form 10-Q.

Item 5.  Other Information
--------------------------

None.

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

     a)  The following designated exhibits are filed herewith:

           Exhibit 1.1 - Underwriting Agreement (incorporated by reference to the same titled exhibit to the registrant's Form 8-K filed with the Commission on August 13,
                         1999)

           Exhibit 3.1 - Certificate of Formation of the Registrant
                         (incorporated by reference to the same titled exhibit to the registrant's Registration Statement on Form S-3, File No. 333-74671)

                   3.2 - Limited Liability Company Agreement of the
                         Registrant (incorporated by reference to the same titled exhibit to the registrant's Registration Statement on Form S-3, File No. 333-74671)

           Exhibit 4.1 - Note Indenture (incorporated by reference to the same titled exhibit to the registrant's Form 8-K filed with the Commission on August 13, 1999)

                   4.2 - Certificate Indenture (incorporated by reference to
                         the same titled exhibit to the registrant's Form 8-K filed with the Commission on August 13, 1999)

                   4.3 - Declaration of Trust (incorporated by reference to
                         the same titled exhibit to the registrant's Form 8-K filed with the Commission on August 13, 1999)

                   4.4 - Notes (incorporated by reference to the same titled
                         exhibit to the registrant's Form 8-K filed with the Commission on August 13, 1999)

                   4.5 - Rate Reduction Certificates (incorporated by
                         reference to the same titled exhibit to the registrant's Form 8-K filed with the Commission on August 13, 1999)

          Exhibit 10.1 - Transition Property Purchase and Sale Agreement
                         (incorporated by reference to the same titled exhibit to the registrant's Form 8-K filed with the Commission on August 13, 1999)

                  10.2 - Transition Property Servicing Agreement
                         (incorporated by reference to the same titled exhibit to the registrant's Form 8-K filed with the Commission on August 13, 1999)

                  10.3 - Note Purchase Agreement (incorporated by reference
                         to the same titled exhibit to the registrant's Form 8-K filed with the Commission on August 13, 1999)

                  10.4 - Administration Agreement (incorporated by reference to the same titled exhibit to the registrant's Form 8-K filed with the Commission on August 13, 1999)

                  10.5 - Fee and Indemnity Agreement (incorporated by
                         reference to the same titled exhibit to the registrant's Form 8-K filed with the Commission on August 13, 1999)

          Exhibit 15.1 - Letter Re Unaudited Interim Financial Information

          Exhibit 27.1 - Financial Data Schedule for the nine months ended
                         September 30, 1999

          Exhibit 99.5 - Issuance Advice Letter (incorporated by reference to the same titled exhibit to the registrant's Form 8-K filed with the Commission on August 13, 1999)

                  99.6 - Report of Independent Accountants

     b)  Reports on Form 8-K:

         BEC Funding LLC filed a Form 8-K on August 13, 1999 in order to file executed copies of the agreements included as exhibits to its registration statement on Form S-3.

         BEC Funding LLC filed a Form 8-K on September 13, 1999 in order to
         (a) report the closing of the sale of $725 million of notes to Massachusetts RRB Special Purpose Trust BEC-1, which in turn sold $725 million of rate reduction bonds to the public and (b) file audited financial statements of Massachusetts RRB Special Purpose Trust BEC-1 as of July 29, 1999.

                                  Signature
                                  ---------




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                  BEC FUNDING LLC
                                                  ---------------
                                                   (Registrant)




Date:  November 15, 1999                      /s/ R. J. Weafer, Jr.
                                              ------------------------------
                                                  Robert J. Weafer, Jr.
                                                  Vice President, Controller
                                                  and Chief Accounting
                                                  Officer