Form 10-K405
period 1999-12-31
BEC FUNDING LLC
filed 2000-03-30
CIK 1080309

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  DRAFT 3/21/00
                                    FORM 10-K

   (Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the period January 29, 1999 (date of inception) to December 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the transition period from______to_______


                        Commission File Number 333-74671


                                 BEC FUNDING LLC
                                 ---------------
             (Exact name of registrant as specified in its charter)


               Delaware                                       04-3454484
               --------                                       ----------
   (State or other jurisdiction of                        (I.R.S. Employer
    incorporation or organization)                        Identification No.)


800 Boylston Street, 17th Floor, Boston MA                       02199
------------------------------------------                       -----
 (Address of principal executive offices)                      (Zip Code)


Registrant's telephone number, including area code    617-369-6000
                                                      ------------

Securities registered pursuant to Section 12 (b) or 12 (g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     [x] Yes        [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.   X

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of March 15, 2000 was $0.

                 ANNUAL REPORT ON FORM 10-K FOR BEC FUNDING LLC

                                     PART I

ITEM 1.
BUSINESS.

BEC Funding LLC is a special purpose, single member limited liability company whose sole member is Boston Edison Company ("BECo"), a provider of electric distribution services. BEC Funding LLC is a wholly-owned subsidiary of BECo, which is a wholly-owned subsidiary of BEC Energy, which is a wholly-owned subsidiary of NSTAR. NSTAR is a holding company that was created through a merger, effective August 25, 1999 between BEC Energy, headquartered in Boston, Massachusetts, and Commonwealth Energy System, headquartered in Cambridge, Massachusetts. BEC Funding LLC had no significant activities in the period January 29, 1999 (date of inception) to July 29, 1999, the date when operations commenced.

BEC Funding LLC was organized on January 29, 1999 under the laws of the State of Delaware for the sole purpose of acquiring and holding transition property, which BEC Funding LLC acquired from BECo. The transition property is a property right created under Massachusetts law that includes the right to assess and collect a non-bypassable charge, called an RTC charge, from customers of BECo. The purchase price of the transition property was paid from proceeds of $725,000,000 of notes issued by BEC Funding LLC to the Massachusetts RRB Special Purpose Trust BEC-1. This indebtedness is secured by BEC Funding LLC's assets, which consist primarily of the transition property and other collateral (the "Acquisition Indebtedness").

Both its own organizational documents and debt covenants relating to the Acquisition Indebtedness restrict BEC Funding LLC's business activities to financing, purchasing, owing and managing transition property. The organizational documents and documentation related to the Acquisition Indebtedness also require BEC Funding LLC to be operated in a manner intended to reduce the likelihood that it would be consolidated into BECo's bankruptcy estate if BECo ever became a debtor in a bankruptcy case.

BEC Funding LLC is legally separate from BECo. The assets and revenues of BEC Funding LLC, including, without limitation, the transition property, are not available to creditors of BECo, BEC Energy or NSTAR, and the transition property and other debt collateral will not be assets of BECo, BEC Energy or NSTAR

The financial statements present BEC Funding LLC's results of operations and its financial condition as it operates as a subsidiary of BECo. The financial statements may not be indicative of the results that would have been achieved had BEC Funding LLC operated as an unaffiliated entity.

ITEM 2.
PROPERTIES

BEC Funding LLC has no physical property. Its primary asset is the transition property as described above.

ITEM 3.
LEGAL PROCEEDINGS.

None.

ITEM 4.
SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

                                     PART II

   ITEM 5.
   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

   There is no established public market for equity securities of BEC Funding LLC. It is a wholly owned subsidiary of BECo.


   ITEM 6.
   SELECTED FINANCIAL DATA.

   BEC Funding LLC was organized on January 29, 1999 and commenced operations on July 29, 1999.

   Total assets at December 31, 1999 amounted to $722,223,853.

   Total Rate Reduction Note obligations outstanding at December 31, 1999 amounted to $725,000,000, of which $78,441,458 of Rate Reduction Note obligations was due within one year. No payments of principal or interest on the Rate Reduction Notes were scheduled to be made in the period ended December 31, 1999. Semiannual principal and interest payments are scheduled for March 15th and September 15th during any period subsequent to December 31, 1999 in which a class of Rate Reduction Notes is outstanding.


   ITEM 7.
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION FOR THE PERIOD JANUARY 29, 1999 (DATE OF INCEPTION) TO DECEMBER 31, 1999.

   BEC Funding LLC was formed on January 29, 1999 and issued Rate Reduction Notes to the Massachusetts RRB Special Purpose Trust BEC-1 in the amount of $725,000,000 on July 29, 1999, in exchange for $724,755,142 of net proceeds from the issuance of Certificates by the Massachusetts RRB Special Purpose Trust BEC-1 to the investing public. BEC Funding LLC then remitted net proceeds from the issuance of Rate Reduction Notes of approximately $719,837,271 to BECo in exchange for the transition property.

   As of February 29, 2000, BECo has remitted to BEC Funding LLC approximately $72,940,000 of RTC charges collected. Such funds are held by an Indenture Trustee and are restricted in their ultimate use for the debt service of BEC Funding LLC Rate Reduction Notes. Collections of RTC charges billed by BECo and remitted to BEC Funding LLC are in accordance with original estimates and are expected to be sufficient to meet current debt service requirements as scheduled. BEC Funding LLC relies on timely remittances of adequate RTC collections from BECo in order to meet its debt service obligations. BEC Funding LLC believes it will continue to receive timely and adequate remittances from BECo of RTC funds collected by BECo in order to meet its debt service obligations.

   BEC Funding LLC redeemed $40,000,000 of its Class A-1 Rate Reduction Notes on their scheduled maturity date of March 15, 2000 (together with all accrued interest) and made its semiannual interest payment in the amount of $30,271,829 on March 15, 2000 on all classes of outstanding Rate Reduction Notes as scheduled.

   The assets of BEC Funding LLC consist and the company expects that its assets will continue to consist primarily of transition property, acquired from BECo, and other collateral for the Acquisition Indebtedness. For accounting purposes, the transition property purchased from BECo is reflected on the balance sheet as transition property receivable. The liabilities of BEC Funding LLC consist and the company expects that its liabilities will continue to consist primarily of Rate Reduction Notes issued and sold to the Massachusetts RRB Special Purpose Trust BEC-1 in exchange for the net proceeds from the issuance of certificates by the Massachusetts RRB Special Purpose Trust BEC-1 to the public.

   Both its own organizational documents and debt covenants relating to Acquisition Indebtedness restrict BEC Funding LLC's business activities to financing, purchasing, owing and managing transition property. The organizational documents and documentation related to the Acquisition Indebtedness also require BEC Funding LLC to be operated in a manner intended to reduce the likelihood that it would be consolidated into BECo's bankruptcy estate if BECo ever becomes a debtor in a bankruptcy case.

   The fiscal year of BEC Funding LLC is the calendar year. The financial statements present BEC Funding LLC's results of operations and its financial condition as it operates as a subsidiary of BECo. The financial statements may not be indicative of the results that would have been achieved had BEC Funding LLC operated as an unaffiliated entity.


   ITEM 7A.
   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

   BEC Funding LLC has exposure to credit risk for its transition property receivable from BECo. Failure of BECo's customers to remit RTC charges or failure of BECo to remit collected RTC charges to BEC Funding LLC could have a material adverse affect on the ability of BEC Funding LLC to service its debt. Neither the notes issued by BEC Funding LLC to the Massachusetts RRB Special PurposeTrust BEC-1 nor the transition property securing the notes is an obligation of The Commonwealth of Massachusetts, or any governmental agency, authority or instrumentality of The Commonwealth of Massachusetts or of BECo or any of its affiliates, except for BEC Funding LLC. BEC Funding LLC is legally separate from BECo. The assets and revenues of BEC Funding LLC, including, without limitation, the transition property, are not available to creditors of BECo, BEC Energy or NSTAR.

   ITEM 8.
   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.



                                 BEC FUNDING LLC
                           (A SPECIAL PURPOSE ENTITY)

                             STATEMENT OF OPERATIONS

  for the period from January 29, 1999 (date of inception) to December 31, 1999


   Administrative and servicing fees                                 $231,305
                                                                     --------
   Expenses:
    Debt issuance expenses, net                                           278
    Interest expense, net                                                  23
    Bank fees                                                             199
    Administrative and servicing fees from BECo                       184,722
    Legal                                                              14,576
    Printing                                                              883
    Audit                                                              27,124
    Independent directors' fees                                         3,500
                                                                     --------
       Total expenses                                                 231,305
                                                                     --------
   Interest income                                                     70,637
                                                                     --------
     Net income                                                      $ 70,637
                                                                     ========



    The accompanying notes are an integral part of the financial statements.

                                 BEC FUNDING LLC
                           (A SPECIAL PURPOSE ENTITY)

                                  BALANCE SHEET

                                December 31, 1999


                                     ASSETS
Current Assets:
   Cash                                                                                       $      9,023
   Restricted cash  - member's equity                                                            3,625,000
   Restricted cash - interest received on remittances from BECo                                    184,498
   Accrued interest receivable on restricted cash remittances                                      180,486
   Accrued interest receivable on restricted cash - member's equity                                 15,384
   Due from BECo  - transition property due in one year                   $  78,441,458
       Less: cash remitted by BECo                                          (27,519,774)
                                                                                                50,921,684
                                                                          -------------
   Due from BECo - interest receivable on transition property                                   20,359,814
   Due from BECo  - debt issuance costs                                                            432,235
   Due from BECo - overcollateralization funds                                                     139,140
   Due from BECo -  RTC funds collected for expenses                                               231,305
                                                                                              ------------
            Total current assets                                                                76,098,569
Other Assets:
   Long-term transition property receivable                               $ 692,316,474
     Less:  amount due in one year                                          (50,921,684)       641,394,790
                                                                          -------------

   Unamortized debt issuance costs                                        $   5,162,729
     Less:  accumulated amortization                                           (432,235)         4,730,494
                                                                          -------------       ------------
   Total Assets                                                                               $722,223,853
                                                                                              ============

                                   LIABILITIES

Current Liabilities:
   Due to BECo - dividends payable                                                            $     15,384
   Deferred revenue - interest on remittances                                                      368,485
   Accrued Expenses                                                                                227,305
   Overcollateralization funds                                                                     139,140
   Due to Trust - short term transition property                                                50,921,684
   Due to Trust - interest on short term transition property                                    20,359,814
                                                                                              ------------
   Total current liabilities                                                                    72,031,812

Due to Trust: long term notes related to transition property              $ 697,480,226
   Less: current portion                                                    (50,921,684)       646,558,542
                                                                          -------------
Commitments and contingencies

Member's equity                                                                                  3,633,499
                                                                                              ------------
     Total Liabilities and Member's Equity                                                    $722,223,853
                                                                                              ============


    The accompanying notes are an integral part of the financial statements.

                                 BEC FUNDING LLC
                           (A SPECIAL PURPOSE ENTITY)

                     STATEMENT OF CHANGES IN MEMBER'S EQUITY

  for the period from January 29, 1999 (date of inception) to December 31, 1999


   Member's equity at January 29, 1999                          $        0

         Initial member's contribution                           3,625,000
                                                                ----------

           Subtotal                                              3,625,000
                                                                ----------
   Net income for the period from January 29, 1999
     (date of inception) to December 31, 1999                       70,637

   Dividends declared                                              (62,138)
                                                                ----------
   Retained earnings at December 31, 1999

   Member's equity at December 31, 1999                         $3,633,499
                                                                ==========






    The accompanying notes are an integral part of the financial statements.

                                 BEC FUNDING LLC
                           (A SPECIAL PURPOSE ENTITY)

                             STATEMENT OF CASH FLOWS

  for the period from January 29, 1999 (date of inception) to December 31, 1999


Cash flows from operating activities:

    Net income                                                              $      70,637

Adjustments to reconcile net income to net Cash provided by operating activities:


Changes in current assets and liabilities:
   Due from BECo - for payment of expenses                                       (231,305)
   Due from BECo - principal remittances                                      (27,519,774)
   Interest from remittances of RTC billings                                     (364,984)
   Accrued Expenses                                                               227,305
   Deferred revenue                                                               368,485
                                                                            -------------
Net cash used in operating activities                                          27,589,912
                                                                            -------------
Investing activities:

  Purchase of transition property receivable, net                            (719,836,248)
                                                                            -------------

                                                                            -------------
Financing activities:

    Cash received from issuance of notes to Trust                             725,000,000
    Repayment of debt                                                          27,519,774
    Payment of debt issuance costs                                             (5,162,729)
    Dividends declared                                                            (62,138)
                                                                            -------------
Net cash provided by financing activities                                     719,775,133
                                                                            -------------
Net increase in cash                                                                9,023

Cash at beginning of period                                                           -0-
                                                                            -------------
Cash at December 31, 1999                                                   $       9,023
                                                                            =============


    The accompanying notes are an integral part of the financial statements.

                                 BEC FUNDING LLC
                           (A SPECIAL PURPOSE ENTITY)

                          NOTES TO FINANCIAL STATEMENTS

A. OVERVIEW

     BEC Funding LLC is a special purpose, single member limited liability company whose sole member is BECo, a provider of electric distribution services. BEC Funding LLC is a wholly-owned subsidiary of BECo, which is a wholly-owned subsidiary of BEC Energy, which is a wholly-owned subsidiary of NSTAR. NSTAR is a holding company that was created through a merger, effective August 25, 1999 between BEC Energy, headquartered in Boston Massachusetts, and Commonwealth Energy System, headquartered in Cambridge, Massachusetts. BEC Funding LLC had no significant activities in the period January 29, 1999 to July 29, 1999, the date when operations commenced.

     BEC Funding LLC was organized on January 29, 1999 under the laws of the State of Delaware for the sole purpose of acquiring and holding transition property which BEC Funding LLC acquired from BECo. The purchase price of the transition property has been paid from proceeds of indebtedness secured by the transition property and other collateral (the "Acquisition Indebtedness"). Transition property is the right to recover transition costs pursuant to a non-bypassable reimburseable transition cost ("RTC") charge as authorized by a financing order of the Commonwealth of Massachusetts Department of Telecommunications and Energy (the "MDTE") pursuant to certain provisions of the "Electric Industry Restructuring Act" enacted in the Commonwealth of Massachusetts in 1997. The assets of BEC Funding LLC consist primarily of transition property acquired from BECo and other collateral for the Acquisition Indebtedness. For accounting purposes, the transition property purchased from BECo is reflected on the balance sheet as transition property receivable. The liabilities of BEC Funding LLC consist primarily of notes issued and sold to the Massachusetts RRB Special Purpose Trust BEC-1 ("the Trust") in exchange for the net proceeds from the issuance of certificates by the Trust to the investing public. The activity reflected in the statement of operations is limited to the interest income and the servicing and administrative activities of operating BEC Funding LLC as all other transactions are effectively pass-through costs between BECo and the Trust.

     Both its own organizational documents and debt covenants relating to Acquisition Indebtedness restrict BEC Funding LLC's business activities to financing, purchasing, owing and managing transition property. The organizational documents and documentation related to the Acquisition Indebtedness also require BEC Funding LLC to be operated in a manner intended to reduce the likelihood that it would be consolidated into BECo's bankruptcy estate if BECo ever becomes a debtor in a bankruptcy case.

     BEC Funding LLC is legally separate from BECo. The assets and revenues of BEC Funding LLC, including, without limitation, the transition property, are not available to creditors of BECo nor BEC Energy nor NSTAR, and the transition property and other debt collateral will not be an asset of BECo nor NSTAR.

     Certain other restrictions apply with respect to BEC Funding LLC's ability to consolidate with or merge into another entity, and/or transfer or convey property to another entity.

     The fiscal year of BEC Funding LLC is the calendar year. The financial statements present BEC Funding LLC's results of operations and its financial condition as it operates as a subsidiary of BECo. The financial statements may not be indicative of the results that would have been achieved had BEC Funding LLC operated as an unaffiliated entity.


B. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

   REVENUE RECOGNITION

   Interest income is recognized on the accrual basis. RTC revenues are recognized on an annualized basis in accordance with the servicing and administrative fees permitted by the servicing agreement.

                                 BEC FUNDING LLC
                           (A SPECIAL PURPOSE ENTITY)

                    NOTES TO FINANCIAL STATEMENTS, CONTINUED

     RESTRICTED CASH

     RTC funds remitted by BECo to BEC Funding LLC, together with a $3,625,000 member contribution from BECo, are held on deposit with the note trustee and are restricted in their use in accordance with the terms of the indenture. Such funds are generally used to meet debt service requirements, pay expenses, and maintain balances in various reserve accounts as required by the indenture.

     INCOME TAXES

     BEC Funding LLC is organized as a single member limited liability company. For income tax purposes, any income or losses are passed through to BECo. Therefore, there is no provision for income taxes.

     UNAMORTIZED DEBT ISSUANCE COSTS

     Unamortized debt issuance costs in the net amount of $4,730,494 shown on the accompanying financial statements are being amortized to expense ratably over the lives of the related classes of Rate Reduction Notes outstanding.

     USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Periodic trueups from estimates to actual are required to be submitted to the MDTE.


C.   RELATED PARTIES

     BECo provides management, consulting and financial services to BEC Funding LLC for a fee. Services are provided to BEC Funding LLC from BECo in accordance with guidelines issued by the MDTE relative to transactions between regulated entities and unregulated affiliated entities. BECo also acts as servicer of transition property pursuant to a contract with BEC Funding LLC. As of December 31, 1999, transition property receivable and interest receivable, due from BECo, amounted to $719,837,271 and $20,359,814, partially offset by RTC billings by BECo totaling $66,463,535. As of December 31, 1999, amounts due to BECo from BEC Funding LLC for servicing and administrative services totaled $184,722.

D.   LONG-TERM DEBT

     On July 29, 1999, BEC Funding LLC issued notes in the principal amount of $725,000,000 to the Trust, in exchange for the net proceeds from the sale of $725,000,000 of Rate Reduction Certificates issued by the Trust on July 29, 1999. Each class of notes issued by BEC Funding LLC secures the payment of a related class of certificates issued by the Trust and has the same principal balance, interest rate, amortization schedule, and legal maturity date as the related class of certificates issued by the Trust.

     BEC Funding LLC had notes payable at December 31, 1999 as set forth in the table below:

                                 BEC FUNDING LLC
                           (A SPECIAL PURPOSE ENTITY)

                    NOTES TO FINANCIAL STATEMENTS, CONTINUED

                                                  Scheduled             Final
                  Principal         Interest       Maturity            Maturity
   Class            Amount            Rate           Date                Date
   -----          ---------         --------      ---------            --------
   A-1          $ 80,980,226          5.99%        3/15/01             3/15/03
   A-2           170,609,837          6.45%        9/15/03             9/15/05
   A-3           103,390,163          6.62%        3/15/05             3/15/07
   A-4           170,875,702          6.91%        9/15/07             9/15/09
   A-5           171,624,298          7.03%        3/15/10             3/15/12
                ------------
      total     $697,480,226
                ============

The scheduled maturity date for a class of notes is the date by which BEC Funding LLC expects to distribute in full all interest on and principal of that class of notes. The final maturity date for a class of notes is the legal maturity date of that class. For the first trueup date (March 15, 2000), an estimated $2,600,000 of RTC charges collected will be deposited into the reserve subaccount by the Trustee. This represents the excess funds collected that were necessary to pay interest, principal, fees and expenses on March 15, 2000. The note trustee will draw on amounts in the reserve subaccount, to the extent amounts available in the general subaccount are insufficient to pay debt service, expenses, and/or to fund the capital and overcollateralization accounts.

Long-term note redemptions due in the years ended December 31 in each of the next five years ended December 31, 2000, 2001, 2002, 2003, and 2004, are scheduled to be $78,441,458 (of which a scheduled $40,000,000 payment was made on March 15, 2000), $62,428,264, $70,225,942, $68,014,173, and $68,740,411,
respectively. The estimated fair market values at December 31, 1999 of the Class A-1, Class A-2, Class A-3, Class A-4 and Class A-5 Notes was $108,022,600, $168,613,702, $101,436,089, $168,022,077 and $167,659,776, respectively, based upon quoted market prices for similar issues.

INTEREST

Interest on each class of notes accrues from its issuance date at the interest rate set forth in the table above. On a daily basis, BEC Funding LLC submits amounts to the intermediary bank trustee and on March 15, 2000 the intermediary bank trustee will commence making semiannual interest payments on March 15 and September 15 (or, if any payment date is not a business day, the following business day) of each year, on all classes of Rate Reduction Certificates outstanding, to the Trust. BEC Funding LLC will pay interest on the notes prior to paying principal of the notes. BEC Funding LLC made its first scheduled interest payment, totaling $30,271,829, on all classes of notes outstanding, on March 15, 2000.

On each payment date, BEC Funding LLC will pay interest as follows:

     * if there has been a payment default, any unpaid interest payable on any prior payment dates, together with interest at the applicable note interest rate on any of this unpaid interest; and

     * accrued interest on the principal balance of each class of notes as of the close of business on the preceding payment date, or the date of the original issuance of the class of notes if applicable, after giving effect to all payments made on the preceding payment date, or the date of the original issuance of the class of notes if applicable.

If there is a shortfall in the amounts necessary to make these interest payments, the note trustee will distribute interest pro rata to each class of notes based on the outstanding principal amount of that class and the applicable interest rate. BEC Funding LLC will calculate interest on the basis of a 360-day year of twelve 30-day months.

                                 BEC FUNDING LLC
                           (A SPECIAL PURPOSE ENTITY)

                    NOTES TO FINANCIAL STATEMENTS, CONTINUED

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

The expected amortization schedule for the principal of each class of notes gives effect to the payments expected to be made on each payment date and is based upon the issuance date of the notes on July 29, 1999 and also the following:

     * payments on the certificates are made on each distribution date, commencing March 15, 2000;

     * the servicing fee equals 0.05 percent annually of the initial principal amount of the notes, or $362,500;

     * there are no net earnings on amounts on deposit in the collection account;

     * the administration fee (which is $75,000 per year, payable semiannually) and other ongoing operating expenses are estimated to be approximately $220,000 per annum, and these amounts are payable in arrears, and;

     * payments arising from the property securing the notes are deposited in the collection account as expected.

There can be no assurance that the principal balances of the classes of BEC Funding LLC's notes outstanding and the Trust's related classes of certificates outstanding will be reduced at the rates expected. The actual rates of reduction in class principal balances may be slower (and cannot be faster) than the expected amortization schedule.

The note trustee has established a collection account to hold amounts remitted by the servicer of the property securing the notes. The notes are secured primarily by transition property of the note issuer, which is the right to assess and collect all revenues arising from a portion of the transition charge included in the bills of all classes of retail users of BECo's electric distribution system within its geographic service territory as in effect on July 1, 1997. This portion of the transition charge, which is a usage-based charge, is referred to as the RTC charge. As of December 31, 1999, the RTC charge is approximately 1.10 cents per kilowatt-hour.

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
of BEC Funding LLC:

In our opinion, the accompanying balance sheet and the related statement of operations, statement of changes in member's equity and statement of cash flows present fairly, in all material respects, the financial position of BEC Funding LLC at December 31, 1999, and the results of its operations and its cash flows for the period from January 29, 1999 (date of inception) to December 31, 1999 in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP
Boston, Massachusetts
January 26, 2000

ITEM 9.
CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10.
DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT AS OF MARCH 1, 2000

The following is a list of the directors and executive officers of BEC Funding LLC. The directors and executive officers serve in accordance with the company's limited liability company agreement. Independent directors are designated with an asterisk (*).

DIRECTORS                      PRINCIPAL OCCUPATION AND DIRECTORSHIPS
---------                      --------------------------------------

Thomas J. May, 52       Chairman and Chief Executive Officer, BEC Funding LLC
                        (since 1999). Chairman and Chief Executive Officer
                        (since 1999), NSTAR and its subsidiaries; Chairman,
                        President, and Chief Executive Officer (1998 to 1999),
                        BEC Energy; and Chairman, President and Chief Executive
                        Officer (1995 to 1999), Boston Edison Company; Director,
                        Fleet Boston Financial; Liberty Mutual Insurance
                        Company, Liberty Mutual Fire Insurance Company; Liberty
                        Financial Companies, Inc.; New England Business Service,
                        Inc.; and RCN Corporation.


Russell D. Wright, 53   Vice Chairman, President and Chief Operating Officer,
                        BEC Funding LLC (since 1999). President and Chief
                        Operating Officer (since 1999), NSTAR and its subsidiaries. President and Chief Executive Officer
                        (1998 to 1999), Commonwealth Energy System; President and Chief Operating Officer (1993-1998) Commonwealth
                        Energy System's operating subsidiaries; Director, Reed and Barton.

James J. Judge, 44      Director and Senior Vice President & Chief Financial
                        Officer, BEC Funding LLC (since 1999), and Treasurer,
                        BEC Funding LLC (since 2000). Senior Vice President and
                        Chief Financial Officer, NSTAR and its subsidiaries since 1999. Senior Vice President - Corporate Services and Treasurer, BEC BEC Energy, 1998-1999. Senior Vice
                        President Corporate Services and Treasurer, Boston
                        Edison Company, 1995-1999.

*Andrew Stidd, 42       Director since 1999. President of Global Securitization
                        Services, LLC since January 1998. Managing Director of
                        Global Securitization Services, LLC between December
                        1996 and December 1997. Vice President and Director of
                        Lord Securities Corporation, 1992-1996.

*Kevin P. Burns, 30     Director since 1999. Vice President of Global
                        Securitization Services, LLC since December, 1996.
                        Director of Lord Securities Corporation, 1992-1996.

EXECUTIVE OFFICERS AS OF MARCH 1, 2000
--------------------------------------

Thomas J. May, 52       Chairman and Chief Executive Officer, BEC Funding LLC
                        (since 1999). Chairman and Chief Executive Officer
                        (since 1999), NSTAR and its subsidiaries; Chairman,
                        President, and Chief Executive Officer (1998 to 1999),
                        BEC Energy; and Chairman, President and Chief Executive
                        Officer (1995 to 1999), Boston Edison Company; Director,
                        Fleet Boston Financial; Liberty Mutual Insurance
                        Company, Liberty Mutual Fire Insurance Company; Liberty
                        Financial Companies, Inc.; New England Business Service,
                        Inc.; and RCN Corporation.

Russell D. Wright, 53   Vice Chairman, President and Chief Operating Officer,
                        BEC Funding LLC (since 1999). President and Chief
                        Operating Officer (since 1999), NSTAR and its subsidiaries. President and Chief Executive Officer
                        (1998 to 1999), Commonwealth Energy System; President and Chief Operating Officer (1993-1998) Commonwealth
                        Energy System's operating subsidiaries; Director, Reed and Barton.

James J. Judge, 44      Director and Senior Vice President & Chief Financial
                        Officer, BEC Funding LLC (since 1999), and Treasurer,
                        BEC Funding LLC (since 2000). Senior Vice President and
                        Chief Financial Officer, NSTAR and its subsidiaries since 1999. Senior Vice President - Corporate Services and Treasurer, BEC BEC Energy, 1998-1999. Senior Vice
                        President Corporate Services and Treasurer, Boston
                        Edison Company, 1995-1999.

Douglas S. Horan, 50    Senior Vice President, 1999. Senior Vice President
                        Strategy, Law & Policy, NSTAR and its Subsidiaries
                        (since 1999). Senior Vice President - Strategy and Law and General Counsel, BEC Energy since 1998. Senior Vice
                        President - Strategy and Law and General Counsel, Boston
                        Edison Company since 1995.

Michael P. Sullivan, 52 Vice President, Secretary/Clerk, and General Counsel
                        (since 1999). Vice President, Secretary/ Clerk and General Counsel of NSTAR and its subsidiaries since 1999. formerly Vice President, Secretary and General Counsel of Commonwealth Energy and its subsidiaries prior to 1999.

ITEM 11.
EXECUTIVE COMPENSATION

BEC Funding LLC does not compensate its officers and does not compensate its directors, other than the two directors that are independent of Boston Edison Company and its affiliates (Mr. Stidd and Mr. Burns), for their services on behalf of BEC Funding LLC. The initial aggregate annual compensation for both of the independent directors is $3,500. Officers serve at the discretion of BEC Funding LLC's directors. BEC Funding LLC's organizational documents provide that it will indemnify its officers and directors against liabilities incurred in connection with their services on behalf of BEC Funding LLC.



ITEM 12.
SECURITY OWNERSHIP OF BENEFICIAL OWNERS AND MANAGEMENT

None of BEC Funding LLC's directors or officers holds equity securities of the company.


ITEM 13.
CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

                                     PART IV

ITEM 14.

EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND REPORTS ON FORM 8-K.

      a) The following designated documents and exhibits are filed herewith and/or incorporated by reference:

            Balance Sheet of BEC Funding LLC as of December 31, 1999; Statement of Operations for the January 29, 1999 (date of inception) to December 31, 1999; Statement of Changes in Members' Equity for the period January 29, 1999 (date of inception) to December 31, 1999; Statement of Cash Flows for the period from January 29, 1999 (date of inception) to December 31, 1999 Notes to Financial Statements and Reports of Independent Accountants.

            Exhibit 1.1 -   Underwriting Agreement (incorporated by reference to
                            the same titled exhibit to the registrants' Form 8-K filed with the Commission on August 13, 1999).

            Exhibit 3.1 -   Certificate of Formation of the Registrant
                            (incorporated by reference to the same titled exhibit to the registrants' Registration Statement on Form S-3, File No. 333-74671).

            Exhibit 3.2 -   Limited Liability Company Agreement of the
                            Registrant (incorporated by reference to the same titled exhibit to the registrants' Registration
                            Statement on Form S-3, File No. 333-74671).

            Exhibit 4.1 -   Note Indenture (incorporated by reference to the
                            same titled exhibit to the registrants' Form 8-K filed with the Commission on August 13, 1999).

            Exhibit 4.2 -   Certificate Indenture (incorporated by reference to
                            the same titled exhibit to the registrants' Form 8-K filed with the Commission on August 13, 1999).

            Exhibit 4.3 -   Declaration of Trust (incorporated by reference to
                            the same titled exhibit to the registrants' Form 8-K filed with the Commission on August 13, 1999).

            Exhibit 4.4 -   Notes (incorporated by reference to the same titled
                            exhibit to the registrants' Form 8-K filed with the Commission on August 13, 1999).

            Exhibit 4.5 -   Rate Reduction Certificates (incorporated by
                            reference to the same titled exhibit to the registrants' Form 8-K filed with the Commission on August 13, 1999).

            Exhibit 10.1 -  Transition Property and Purchase and Sale Agreement
                            (incorporated by reference to the same titled exhibit to the registrants' Form 8-K filed with the Commission on August 13, 1999).

            Exhibit 10.2 -  Transition Property Servicing Agreement
                            (incorporated by reference to the same titled exhibit to the registrants' Form 8-K filed with the Commission on August 13, 1999).

            Exhibit 10.3 -  Note Purchase Agreement (incorporated by reference to the same titled exhibit to the registrants' Form 8-K filed with the Commission on August 13, 1999).

            Exhibit 10.4 -  Administration Agreement (incorporated by reference to the same titled exhibit to the registrants' Form 8-K filed with the Commission on August 13, 1999).

            Exhibit 10.5 -  Fee and Indemnity Agreement (incorporated by reference to the same titled exhibit to the registrants' Form 8-K filed with the Commission on August 13, 1999).

            Exhibit 27.1 -  Financial Data Schedule for the period January 29,
                            1999 (date of inception) to December 31, 1999.

            Exhibit 99.5 -  Issuance Advice Letter (incorporated by reference to the same titled exhibit to the registrant's Form 8-K filed with the Commission on August 13, 1999.)

      b)    Reports on Form 8-K

            There were no reports on Form 8-K filed in the fourth quarter of 1999.

                                    SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                              BEC FUNDING LLC
                                              ---------------
                                                (Registrant)


                                              /s/ James J. Judge
                                              ----------------------------------
                                                 James J. Judge
                                              Senior Vice President and
                                              Chief Financial Officer and
                                              Treasurer

                                              Date:  March 23, 2000


Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 23rd day of March 2000.



    /s/ Thomas J. May                Director, Chairman of the Board and
------------------------------       Chief Executive Officer
      Thomas J. May


    /s/ Robert J. Weafer, Jr.        Vice President, Controller and
------------------------------       Chief Accounting Officer
      Robert J. Weafer, Jr.


    /s/ Russell D. Wright            Director, Vice Chairman, President and
------------------------------       Chief Operating Officer
      Russell D. Wright


    /s/ James J. Judge               Director, Senior Vice President and
------------------------------       & Chief Financial Officer, and Treasurer
      James J. Judge


    /s/ Kevin Burns                  Director
------------------------------
      Kevin Burns


    /s/ Andrew Stidd                 Director
------------------------------
      Andrew Stidd